Form 10-K
WFRBS Commercial Mortgage Trust 2013-C18
filed 2014-03-31
CIK 1589803

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-172366-11

      WFRBS Commerical Mortgage Trust 2013-C18
      (exact name of issuing entity as specified in its charter)

      Commission file number of depositor: 333-172366

      Wells Fargo Commercial Mortgage Securities, Inc.
      (exact name of the depositor as specified in its charter)

      Wells Fargo Bank, N.A.
      NCB, FSB
      UBS Real Estate Securities Inc.
      C-III Commercial Mortgage LLC
      Basis Real Estate Capital II, LLC
      Liberty Island Group I LLC
      The Royal Bank of Scotland plc
      RBS Financial Products Inc.
      (exact name of the sponsors as specified in its charter)



  New York                                38-3918787
  (State or other jurisdiction of         38-3918788
  incorporation or organization)          38-3918789
                                          38-7103156
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Outlet Collection | Jersey Gardens Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2013 Fiscal Year End is $38,079,898.

The Garden State Plaza Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2013 Fiscal Year End is $91,382,465.

The AmericasMart Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2013 Fiscal Year End is $69,102,131.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

This information regarding this Item has been previously provided in a prospectus supplement filed on December 23, 2013 purusant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.


The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") is attached to this Annual Report on Form 10-K as Exhibit 33.2. The material instances of noncompliance disclosed in the CWAM assessment are as follows:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

*With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM 1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

Noncompliance:
CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:
Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds . As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors. CWAM has advised counsel to the registrant that the reported instance of material instance of noncompliance did not affect this issuing entity.



The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.4. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section
1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of December 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on February 14, 2014.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer and General Master Servicer
    33.2 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    33.3 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    and General Master Servicer
    33.5 NCB, FSB as NCB Master Servicer
    33.6 NCB, FSB as Co-op Special Servicer
    33.7 Park Bridge Lender Services, LLC as Trust Advisor for The Sullivan Center Loan
    Combination
    33.8 Pentalpha Surveillance LLC as Trust Advisor
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator
    33.10 Wells Fargo Bank, N.A. as Custodian
    33.11 Wells Fargo Bank, N.A. as General Master Servicer
    33.12 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    33.13 Wells Fargo Bank, N.A. as Custodian for The Sullivan Center Loan Combination
    33.14 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.
    A. as Master Servicer and General Master Servicer
    34.2 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    34.3 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    and General Master Servicer
    34.5 NCB, FSB as NCB Master Servicer
    34.6 NCB, FSB as Co-op Special Servicer
    34.7 Park Bridge Lender Services, LLC as Trust Advisor for The Sullivan Center Loan
    Combination
    34.8 Pentalpha Surveillance LLC as Trust Advisor
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator
    34.10 Wells Fargo Bank, N.A. as Custodian
    34.11 Wells Fargo Bank, N.A. as General Master Servicer
    34.12 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    34.13 Wells Fargo Bank, N.A. as Custodian for The Sullivan Center Loan Combination
    34.14 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination



   (35) Servicer compliance statement.



    35.1 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    35.2 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    35.3 NCB, FSB as NCB Master Servicer
    35.4 NCB, FSB as Co-op Special Servicer
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator
    35.6 Wells Fargo Bank, N.A. as General Master Servicer
    35.7 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    35.8 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination



   (99.1) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entitys Current Report on Form 8-K/A filed with the Commission on February 14, 2014.

   (99.2) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.3) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.4) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between Liberty Island Group I LLC, Wells Fargo Commercial Mortgage Securities, Inc., and Liberty Island Group LLC incorporated by reference from Exhibit 99.4 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.5) This Mortgage Loan Purchase Agreement, dated and effective as of December 17, 2013, between Basis Real Estate Capital II, LLC, Wells Fargo Commercial Mortgage Securities, Inc., and Basis Investment Group LLC, incorporated by reference from Exhibit 99.5 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.6) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between NCB, FSB and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.7) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between UBS Real Estate Securities Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.7 of the issuing entitys Current Report on Form 8-k/A filed with the Securities and Exchange Commission on February 14, 2014.

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Wells Fargo Commercial Mortgage Securities, Inc.
   (Depositor)


   /s/ Anthony Sfarra
   Anthony Sfarra, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of December 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on February 14, 2014.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer and General Master Servicer
    33.2 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    33.3 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    and General Master Servicer
    33.5 NCB, FSB as NCB Master Servicer
    33.6 NCB, FSB as Co-op Special Servicer
    33.7 Park Bridge Lender Services, LLC as Trust Advisor for The Sullivan Center Loan
    Combination
    33.8 Pentalpha Surveillance LLC as Trust Advisor
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator
    33.10 Wells Fargo Bank, N.A. as Custodian
    33.11 Wells Fargo Bank, N.A. as General Master Servicer
    33.12 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    33.13 Wells Fargo Bank, N.A. as Custodian for The Sullivan Center Loan Combination
    33.14 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer and General Master Servicer
    34.2 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    34.3 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    and General Master Servicer
    34.5 NCB, FSB as NCB Master Servicer
    34.6 NCB, FSB as Co-op Special Servicer
    34.7 Park Bridge Lender Services, LLC as Trust Advisor for The Sullivan Center Loan
    Combination
    34.8 Pentalpha Surveillance LLC as Trust Advisor
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator
    34.10 Wells Fargo Bank, N.A. as Custodian
    34.11 Wells Fargo Bank, N.A. as General Master Servicer
    34.12 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    34.13 Wells Fargo Bank, N.A. as Custodian for The Sullivan Center Loan Combination
    34.14 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination


   (35) Servicer compliance statement.



    35.1 CW Capital Asset Management, LLC as Special Servicer for The Sullivan Center Loan
    Combination
    35.2 Midland Loan Services, A Division of PNC Bank, National Association as General
    Special Servicer
    35.3 NCB, FSB as NCB Master Servicer
    35.4 NCB, FSB as Co-op Special Servicer
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator
    35.6 Wells Fargo Bank, N.A. as General Master Servicer
    35.7 Wells Fargo Bank, N.A. as Certificate Administator for The Sullivan Center Loan
    Combination
    35.8 Wells Fargo Bank, N.A. as Master Servicer for The Sullivan Center Loan Combination


   (99.1) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entitys Current Report on Form 8-K/A filed with the Commission on February 14, 2014.

   (99.2) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.3) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.4) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between Liberty Island Group I LLC, Wells Fargo Commercial Mortgage Securities, Inc., and Liberty Island Group LLC incorporated by reference from Exhibit 99.4 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.5) This Mortgage Loan Purchase Agreement, dated and effective as of December 17, 2013, between Basis Real Estate Capital II, LLC, Wells Fargo Commercial Mortgage Securities, Inc., and Basis Investment Group LLC, incorporated by reference from Exhibit 99.5 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.6) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between NCB, FSB and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entitys Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 14, 2014.

   (99.7) This Mortgage Loan Purchase Agreement, dated December 17, 2013, between UBS Real Estate Securities Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.7 of the issuing entitys Current Report on Form 8-k/A filed with the Securities and Exchange Commission on February 14, 2014.