Form 10-K
WFRBS Commercial Mortgage Trust 2013-C18
filed 2016-03-25
CIK 1589803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-172366-11

Central Index Key Number of the issuing entity:0001589803

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

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

(formerly known as NCB, FSB)

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

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / / Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company) Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Outlet Collection | Jersey Gardens Mortgage Loan and the AmericasMart Mortgage Loan, which constituted approximately 13.5% and 13.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Outlet Collection | Jersey Gardens Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the AmericasMart Mortgage Loan which is an asset of the issuing entity and six other pari passu loans, which are not assets of the issuing entity. These loan combinations, including The Outlet Collection | Jersey Gardens Mortgage Loan and AmericasMart Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Garden State Plaza Mortgage Loan, which constituted approximately 14.5% of the asset pool of the issuing entity as of its cut-off date. The Garden State Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Garden State Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the RBS Commercial Funding Inc. 2013-GSP Trust transaction (the “RBS 2013-GSP Transaction”). This loan combination, including the Garden State Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the RBS 2013-GSP Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the trust and servicing agreement for the RBS 2013-GSP Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the RBS 2013-GSP Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Sullivan Center Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date. The Sullivan Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Sullivan Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-UBS1 transaction, Commission File Number 333-172366-10 (the “WFRBS 2013-UBS1 Transaction”). This loan combination, including the Sullivan Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank,

National Association, as the master servicer under the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the Master Servicer and Certificate Administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer, special servicer and certificate administrator of the Garden State Plaza Mortgage Loan and the primary servicer and certificate administrator of the Sullivan Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Garden State Plaza Mortgage Loan and the Sullivan Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

National Cooperative Bank, N.A. (as successor to NCB, FSB), the NCB master servicer and co-op special servicer, is also a sponsor. Therefore, the Depositor included in this Annual Report on Form 10-K servicer compliance statements for National Cooperative Bank, N.A. pursuant to Item 1123. Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, assessments of compliance with applicable servicing criteria and accountant’s attestation reports pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestations made in the servicer compliance statements required by Item 1123 relate to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Deutsche Bank Trust Company Americas acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Sullivan Center Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Sullivan Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association acts as trustee of the Garden State Plaza Mortgage Loan. The trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii). The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii), and each such party included Item 1122(d)(2)(iii) in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Garden State Plaza Mortgage Loan and the primary servicer of the Sullivan Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Garden State Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $99,555,502.00 for the twelve- month period ended December 31, 2015.

The AmericasMart Mortgage Loan (Mortgage Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor for the 2015 fiscal year ending August 31, 2015 was $77,470,752.00 and for the most recent fiscal quarter ending November 30, 2015 was $16,068,472.00.

The Outlet Collection | Jersey Gardens Mortgage Loan (Mortgage Loan Number 3 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $45,370,904.00 for the twelve- month period ended December 31, 2015.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Companies America, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”)  in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreements for this transaction and the WFRBS 2013-UBS1 transaction, and the Trust and Servicing Agreement for the RBS 2013-GSP transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Garden State Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the RBS 2013-GSP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the RBS 2013-GSP Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the RBS 2013-GSP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Sullivan Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2013-UBS1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

4.2 Trust and Servicing Agreement, dated as of December 6, 2013, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 33.2)
33.5 Wells Fargo Bank, National Association, as Certificate Administrator
33.6 Wells Fargo Bank, National Association, as Custodian
33.7 Pentalpha Surveillance LLC, as Trust Advisor
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant
33.10 Prudential Asset Resources, Inc., as Primary Servicer
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.3)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 33.5)
33.14 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 33.6)
33.15 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 33.7)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.8)
33.17 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.9)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.1)
33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.5)
33.21 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.6)
33.22 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.7)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.8)
33.24 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.9)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)
33.26 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)
33.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 33.5)
33.28 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 33.6)
33.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.8)
33.30 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.9)
33.31 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 33.1)
33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 33.5)
33.33 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 33.6)
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.8)
33.35 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.9)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 34.2)
34.5 Wells Fargo Bank, National Association, as Certificate Administrator
34.6 Wells Fargo Bank, National Association, as Custodian
34.7 Pentalpha Surveillance LLC, as Trust Advisor
34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant
34.10 Prudential Asset Resources, Inc., as Primary Servicer
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.3)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 34.5)
34.14 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 34.6)
34.15 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 34.7)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.8)
34.17 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.9)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.1)
34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.5)
34.21 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.6)
34.22 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.7)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.8)
34.24 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.9)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)
34.26 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)
34.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 34.5)
34.28 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 34.6)
34.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.8)
34.30 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.9)
34.31 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 34.1)
34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 34.5)
34.33 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 34.6)
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.8)
34.35 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.9)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Prudential Asset Resources, Inc., as Primary Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 35.3)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.3)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.5)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

4.2 Trust and Servicing Agreement, dated as of December 6, 2013, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 33.2)
33.5 Wells Fargo Bank, National Association, as Certificate Administrator
33.6 Wells Fargo Bank, National Association, as Custodian
33.7 Pentalpha Surveillance LLC, as Trust Advisor
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant
33.10 Prudential Asset Resources, Inc., as Primary Servicer
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.3)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 33.5)
33.14 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 33.6)
33.15 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 33.7)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.8)
33.17 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.9)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.1)
33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.5)
33.21 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.6)
33.22 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.7)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.8)
33.24 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.9)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)
33.26 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)
33.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 33.5)
33.28 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 33.6)
33.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.8)
33.30 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.9)
33.31 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 33.1)
33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 33.5)
33.33 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 33.6)
33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.8)
33.35 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.9)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 34.2)
34.5 Wells Fargo Bank, National Association, as Certificate Administrator
34.6 Wells Fargo Bank, National Association, as Custodian
34.7 Pentalpha Surveillance LLC, as Trust Advisor
34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant
34.10 Prudential Asset Resources, Inc., as Primary Servicer
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.3)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 34.5)
34.14 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 34.6)
34.15 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 34.7)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.8)
34.17 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.9)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.1)
34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.5)
34.21 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.6)
34.22 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.7)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.8)
34.24 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.9)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)
34.26 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)
34.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 34.5)
34.28 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 34.6)
34.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.8)
34.30 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.9)
34.31 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 34.1)
34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 34.5)
34.33 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 34.6)
34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.8)
34.35 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.9)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Prudential Asset Resources, Inc., as Primary Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 35.3)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.3)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 35.5)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)