Form 10-K
period 2016-12-31
WFRBS Commercial Mortgage Trust 2013-C18
filed 2017-03-23
CIK 1589803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

C-III Commercial Mortgage, LLC

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Outlet Collection | Jersey Gardens Mortgage Loan and the AmericasMart Mortgage Loan, which constituted approximately 13.5% and 13.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Outlet Collection | Jersey Gardens Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the AmericasMart Mortgage Loan which is an asset of the issuing entity and six other pari passu loans, which are not assets of the issuing entity. These loan combinations, including The Outlet Collection | Jersey Gardens Mortgage Loan and the AmericasMart Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Garden State Plaza Mortgage Loan, which constituted approximately 14.5% of the asset pool of the issuing entity as of its cut-off date.  The Garden State Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Garden State Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the RBS Commercial Funding Inc. 2013-GSP Trust transaction (the “RBS 2013-GSP Transaction”). This loan combination, including the Garden State Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the RBS 2013-GSP Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the RBS 2013-GSP Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the RBS 2013-GSP Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Sullivan Center Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The Sullivan Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Sullivan Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-UBS1 transaction, Commission File Number 333-172366-10 (the “WFRBS 2013-UBS1 Transaction”). This loan combination, including the Sullivan Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

National Cooperative Bank, N.A. (as successor to NCB, FSB), the NCB master servicer and co-op special servicer, is also a sponsor.  Therefore, the Depositor included in this Annual Report on Form 10-K servicer compliance statements for National Cooperative Bank, N.A. pursuant to Item 1123.  Because National Cooperative Bank, N.A. is servicing less than 5% of the pool assets, assessments of compliance with applicable servicing criteria and accountants’ attestation reports pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestations made in the servicer compliance statements required by Item 1123 relate to a review of the servicing activities of National Cooperative Bank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Deutsche Bank Trust Company Americas acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Garden State Plaza Mortgage Loan and the Sullivan Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the RBS 2013-GSP Transaction and the pooling and servicing agreement for the WFRBS 2013-UBS1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Garden State Plaza Mortgage Loan and the Sullivan Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  and the primary servicer of the Garden State Plaza Mortgage Loan and the Sullivan Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Garden State Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $101,590,555.00 for the twelve- month period ended December 31, 2016.

The AmericasMart Mortgage Loan (Mortgage Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor for the 2016 fiscal year ending August 31, 2016 was $84,004,464.00 and for the most recent fiscal quarter ending November 30, 2016 was $17,625,145.00.

The Outlet Collection | Jersey Gardens Mortgage Loan (Mortgage Loan Number 3 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 23, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.         In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $60,546,585.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following with respect to Deutsche Bank Trust Company Americas as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and as Custodian and CWCapital Asset Management LLC as Special Servicer.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee under the applicable pooling and servicing agreement.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”)with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 33.2)

33.5 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.6 Wells Fargo Bank, National Association, as Certificate Administrator

33.7 Wells Fargo Bank, National Association, as Custodian

33.8 Pentalpha Surveillance LLC, as Trust Advisor

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10 National Tax Search, LLC, as Servicing Function Participant

33.11 Prudential Asset Resources, Inc., as Primary Servicer

33.12 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.1)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.3)

33.14 Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes.)

33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 33.6)

33.16 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 33.7)

33.17 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 33.8)

33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.9)

33.19 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.10)

33.20 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.1)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.3)

33.22 Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

33.23 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.6)

33.24 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.7)

33.25 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.8)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.9)

33.27 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.10)

33.28 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)

33.29 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)

33.30 Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 33.6)

33.32 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 33.7)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.9)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.10)

33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 33.1)

33.36 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 33.6)

33.39 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 33.7)

33.40 Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.9)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.10)

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

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 34.2)

34.5 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.6 Wells Fargo Bank, National Association, as Certificate Administrator

34.7 Wells Fargo Bank, National Association, as Custodian

34.8 Pentalpha Surveillance LLC, as Trust Advisor

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10 National Tax Search, LLC, as Servicing Function Participant

34.11 Prudential Asset Resources, Inc., as Primary Servicer

34.12 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.1)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.3)

34.14 Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes.)

34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 34.6)

34.16 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 34.7)

34.17 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 34.8)

34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.9)

34.19 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.10)

34.20 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.1)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.3)

34.22 Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

34.23 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.6)

34.24 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.7)

34.25 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.8)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.9)

34.27 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.10)

34.28 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)

34.29 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)

34.30 Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 34.6)

34.32 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 34.7)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.9)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.10)

34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 34.1)

34.36 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 34.6)

34.39 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 34.7)

34.40 Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.9)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.10)

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

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan

35.17 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 33.2)

33.5 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.6 Wells Fargo Bank, National Association, as Certificate Administrator

33.7 Wells Fargo Bank, National Association, as Custodian

33.8 Pentalpha Surveillance LLC, as Trust Advisor

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10 National Tax Search, LLC, as Servicing Function Participant

33.11 Prudential Asset Resources, Inc., as Primary Servicer

33.12 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.1)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 33.3)

33.14 Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes.)

33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 33.6)

33.16 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 33.7)

33.17 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 33.8)

33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.9)

33.19 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 33.10)

33.20 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.1)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.3)

33.22 Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

33.23 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.6)

33.24 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.7)

33.25 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.8)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.9)

33.27 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 33.10)

33.28 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)

33.29 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 33.1)

33.30 Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 33.6)

33.32 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 33.7)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.9)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 33.10)

33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 33.1)

33.36 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 33.6)

33.39 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 33.7)

33.40 Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.9)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 33.10)

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

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (see Exhibit 34.2)

34.5 Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.6 Wells Fargo Bank, National Association, as Certificate Administrator

34.7 Wells Fargo Bank, National Association, as Custodian

34.8 Pentalpha Surveillance LLC, as Trust Advisor

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10 National Tax Search, LLC, as Servicing Function Participant

34.11 Prudential Asset Resources, Inc., as Primary Servicer

34.12 Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.1)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (see Exhibit 34.3)

34.14 Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes.)

34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (see Exhibit 34.6)

34.16 Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (see Exhibit 34.7)

34.17 Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (see Exhibit 34.8)

34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.9)

34.19 National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (see Exhibit 34.10)

34.20 Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.1)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.3)

34.22 Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

34.23 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.6)

34.24 Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.7)

34.25 Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.8)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.9)

34.27 National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (see Exhibit 34.10)

34.28 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)

34.29 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (see Exhibit 34.1)

34.30 Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (see Exhibit 34.6)

34.32 Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (see Exhibit 34.7)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.9)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (see Exhibit 34.10)

34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (see Exhibit 34.1)

34.36 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (see Exhibit 34.6)

34.39 Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (see Exhibit 34.7)

34.40 Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.9)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (see Exhibit 34.10)

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

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan

35.17 CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.8 Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)