Form 10-K/A
WFRBS Commercial Mortgage Trust 2013-C18
filed 2017-09-05
CIK 1589803

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	⌧	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No
Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
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
Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 23, 2017 (the “Original Form 10-K”) is to include the below disclosure as part of the Explanatory Notes section of the Original Form 10-K.
With respect to the pari passu loan combination that includes the Sullivan Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Sullivan Center Mortgage Loan and Park Bridge Lender Services LLC as trust advisor of the Sullivan Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of CWCapital Asset Management LLC as special servicer of the Sullivan Center Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.2
National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.3
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.4
National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.5	Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.6	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.7	Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.8	Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.9
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.10	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.11	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.12
Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.13
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.14
Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.15
Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.16
Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.17	Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
33.18
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.19
National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.20
Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.21
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.22
Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.23
Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.24
Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.25
Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.26
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.27
National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.28
Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.29
Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.30
Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.31
Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.32
Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.33
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.34
National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.35
Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.36	CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.37
Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.38
Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.39
Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.40	Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.41
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

33.42
National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.2
National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.3
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.4
National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.5	Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.6	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.7	Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.8	Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.9
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.10	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.11	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.12
Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.13
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.14
Deutsche Bank Trust Company Americas, as Trustee of the AmericasMart Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.15
Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.16
Wells Fargo Bank, National Association, as Custodian of the AmericasMart Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.17	Pentalpha Surveillance LLC, as Trust Advisor of the AmericasMart Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
34.18
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AmericasMart Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.19
National Tax Search, LLC, as Servicing Function Participant of the AmericasMart Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.20
Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.21
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.22
Deutsche Bank Trust Company Americas, as Trustee of The Outlet Collection | Jersey Gardens Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.23
Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.24
Wells Fargo Bank, National Association, as Custodian of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.25
Pentalpha Surveillance LLC, as Trust Advisor of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.26
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.27
National Tax Search, LLC, as Servicing Function Participant of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.28
Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.29
Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.30
Deutsche Bank Trust Company Americas, as Trustee of the Garden State Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.31
Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.32
Wells Fargo Bank, National Association, as Custodian of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.33
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.34
National Tax Search, LLC, as Servicing Function Participant of the Garden State Plaza Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.35
Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.36	CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.37
Deutsche Bank Trust Company Americas, as Trustee of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.38
Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.39
Wells Fargo Bank, National Association, as Custodian of the Sullivan Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.40	Park Bridge Lender Services LLC, as Trust Advisor of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.41
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sullivan Center Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

34.42
National Tax Search, LLC, as Servicing Function Participant of the Sullivan Center Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
35.2
National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.3
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.4
National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.5	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
35.6	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)
35.7
Wells Fargo Bank, National Association, as Primary Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.8
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AmericasMart Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.9
Wells Fargo Bank, National Association, as Certificate Administrator of the AmericasMart Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.10
Wells Fargo Bank, National Association, as Primary Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.11
Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.12
Wells Fargo Bank, National Association, as Certificate Administrator of The Outlet Collection | Jersey Gardens Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.13
Wells Fargo Bank, National Association, as Primary Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.14
Wells Fargo Bank, National Association, as Special Servicer of the Garden State Plaza Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.15
Wells Fargo Bank, National Association, as Certificate Administrator of the Garden State Plaza Mortgage Loan (filed as Exhibit 35.15 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.16
Wells Fargo Bank, National Association, as Primary Servicer of the Sullivan Center Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

35.17	CWCapital Asset Management LLC, as Special Servicer of the Sullivan Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.18
Wells Fargo Bank, National Association, as Certificate Administrator of the Sullivan Center Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-172366-11 and incorporated by reference herein)

99.1
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.2
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.3
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.4
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.5
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.6
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.7
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

99.8
Mortgage Loan Purchase Agreement, dated as of December 17, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2014 under Commission File No. 333-172366-11 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
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
Date: September 5, 2017